Form 10QSB
period 2000-06-30
FOURTHCAI INC
filed 2000-08-14
CIK 1108703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                                 FOURTHCAI, INC.
                         -------------------------------
                         (Name of Small Business Issuer)


     June 30, 2000                                       0-29943
 ---------------------                            ----------------------
 For the Quarter Ended                            Commission File Number


        NEVADA                                         86-0979534
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)


           10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258
      --------------------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)
      (Formerly 4300 North Miller Rd. Suite 120 Scottsdale, Arizona 85251)


                                 (480) 421 2882
                           --------------------------
                           (Issuers Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000 5,040,000

         Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                 FOURTHCAI, INC.


                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at June 30, 2000                                       3

          Statement of Operations for the three and six months
            ended June 30, 2000                                                4

          Statement of Stockholders' Equity for the six months
            ended June 30, 2000                                                5

          Statement of Cash Flows for the three and six months
            ended June 30, 2000                                                6

          Notes to Financial Statements                                        7

     Item 2 - Management's Discussion and Analysis                             8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                10

     Item 2. Changes in Securities and Use of Proceeds                        10

     Item 3. Default Upon Senior Securities                                   10

     Item 4. Submission of Matters to a Vote of Security Holders              11

     Item 5. Other Information                                                11

     Item 6. Exhibits and Reports on Form 8-K                                 11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 FOURTHCAI, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS

Current Assets

  Cash and cash equivalents                                             $   600
                                                                        -------
  Current Assets                                                            600
                                                                        -------
  Organization costs, net of amortization (Note 2)                          417
                                                                        -------

        Total Assets                                                    $ 1,017
                                                                        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity

  Common Stock - $0.0001 par value, authorized
  100,000,000 shares, issued and outstanding
  5,040,000                                                             $   504
  Additional paid in capital                                              1,596
  Retained Earnings (Deficit)                                            (1,083)
                                                                        -------
        Total Stockholders' Equity                                        1,017
                                                                        -------

               Total Liabilities and Stockholders' Equity               $ 1,017
                                                                        =======

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                             STATEMENT OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000


                                                   Three Months     Six Months
                                                       Ended           Ended
                                                   June 30, 2000   June 30, 2000
                                                   -------------   -------------

Revenue                                             $        --     $        --

Expenses
  Administrative costs                                      300             600
  Amortization of organization costs                         25              50
                                                    -----------     -----------

Net Income/(Loss)                                   $      (325)    $      (650)
                                                    ===========     ===========

Loss per common share                               $      0.00     $      0.00
                                                    ===========     ===========

Weighted average shares outstanding                   5,040,000       5,040,000
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                    Common Stock                        Retained
                               ------------------------     Paid in     Earnings
                                 Shares        Amount       Capital     (Deficit)       Total
                               ----------    ----------    ----------   ----------    ----------
Balance at December 31, 1999    5,040,000    $      504    $    1,596   $     (433)   $    1,667

Net Income/(Loss)                                                             (650)         (650)
                               ----------    ----------    ----------   ----------    ----------

Balance at June 30, 2000        5,040,000    $      504    $    1,596   $   (1,083)   $    1,017
                               ==========    ==========    ==========   ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000


                                                   Three Months     Six Months
                                                       Ended           Ended
                                                   June 30, 2000   June 30, 2000
                                                   -------------   -------------

Loss from operations                                  $  (325)        $  (650)
                                                      -------         -------
Adjustments to reconcile loss from operations to net cash provided by (from) operating activities:

     Amortization of organization costs                    25              50
                                                      -------         -------

Net cash (used) by operations                            (300)           (600)
                                                      -------         -------

Net cash (used) by operating activities                  (300)           (600)
                                                      -------         -------

Net (decrease) in cash and cash equivalents              (300)           (600)

Cash and cash equivalents at beginning of period          900           1,200
                                                      -------         -------

Cash and cash equivalents at end of period            $   600         $   600
                                                      =======         =======

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                          NOTES TO FINANCIAL STATEMENT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and have been audited by our independent auditor.

NOTE 1 -  THE COMPANY

FourthCAI, Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. These organization costs have been capitalized and are being amortized over 60 months. Administrative costs allocated to Company for the quarter ended June 30, 2000 were $300.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 1. LEGAL PROCEEDINGS

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


                                    FOURTHCAI, INC..

August 11, 2000                     /s/ Edmond L. Lonergan
                                    --------------------------------------------
                                    Edmond L. Lonergan, Director and President