Form 10QSB
period 2000-09-30
FOURTHCAI INC
filed 2000-11-14
CIK 1108703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


                                 FOURTHCAI, INC.
                         (Name of Small Business Issuer)


  September 30, 2000                                             0-29943
(For the Quarter Ended)                                 (Commission File Number)


        Nevada                                         86-0979534
(State of Incorporation)                (I.R.S. Employer Identification Number.)


           10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258 (Address of Principal Executive Offices Including Zip Code)


                                 (480) 421-2882
                           (Issuers Telephone Number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 2000; 5,040,000

     Transitional Small Business Disclosure Format: Yes [ ]  No [X}

                                 FOURTHCAI, INC.

                                    INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Balance Sheet at September 30, 2000                               3

         Statement of Operations for the nine and
         three months ended September 30, 2000                             4

         Statement of Stockholders' Equity
         for the Nine Months Ended September 30, 2000                      5

         Statement of Cash Flows for the nine and
         three months ended September 30, 2000                             6

         Notes to Financial Statements                                     7

     Item 2 - Management's Discussion and Analysis                         9

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            10

     Item 2. Changes in Securities and Use of Proceeds                    10

     Item 3. Default Upon Senior Securities                               10

     Item 4. Submission of Matters to a Vote of Security Holders          10

     Item 5. Other Information                                            10

     Item 6. Exhibits and Reports on Form 8-K                             10

Signatures                                                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 FOURTHCAI, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000


                                     ASSETS

Current Assets
  Cash and cash equivalents                                             $   300
                                                                        -------
  Current Assets                                                            300
                                                                        -------
       Total Assets                                                     $   300
                                                                        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity
  Common Stock - $0.0001 par value, authorized
   100,000,000 shares, issued and outstanding 5,040,000                 $   504
  Additional paid in capital                                              1,596
  Retained Earnings (Deficit)                                            (1,800)
                                                                        -------
       Total Stockholders' Equity                                           300
                                                                        -------

       Total Liabilities and Stockholders' Equity                       $   300
                                                                        =======

The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                             STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



                                     For the nine months    For the three months
                                           ended                   ended
                                     September 30, 2000      September 30, 2000
                                     ------------------      ------------------

Revenue                                  $        --             $        --

Expenses
  Administrative costs                           900                     300
  Amortization of organization costs             467                     417
                                         -----------             -----------

Net Income/(Loss)                        $    (1,367)            $      (717)
                                         ===========             ===========



Loss per common share                    $      0.00             $      0.00
                                         ===========             ===========

Weighted average shares outstanding        5,040,000               5,040,000
                                         ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



                                  Common Stock                Retained
                                -----------------  Paid in    Earnings
                                Shares     Amount  Capital   (Deficit)   Total
                                ------     ------  -------   ---------   -----

Balance at December 31, 1999   5,040,000    $504   $1,596    $  (433)   $ 1,667

Net Income/(Loss)                                             (1,367)    (1,367)
                                                             -------    -------

Balance at September 30, 2000  5,040,000    $504   $1,596    $(1,800)   $   300
                               =========    ====   ======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                   For the nine months     For the three months
                                                          ended                   ended
                                                   September 30, 2000      September 30, 2000
                                                   ------------------      ------------------
Loss from operations                                   $(1,367)                 $  (717)

Adjustments to reconcile loss from operations to net cash provided by (from) operating activities:

 Amortization of organization costs                        467                      417
                                                       -------                  -------

Net cash (used) by operations                             (900)                    (300)
                                                       -------                  -------

Net cash (used) by operating activities                   (900)                    (300)
                                                       -------                  -------

Net (decrease) in cash and cash equivalents               (900)                    (300)

Cash and cash equivalents at beginning of period         1,200                      600
                                                       -------                  -------

Cash and cash equivalents at end of period             $   300                  $   300
                                                       =======                  =======


   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                          NOTES TO FINANCIAL STATEMENT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2000. These results have been determined on the basis of generally accepted accounting principles and have been audited by our independent auditor.

NOTE 1 - THE COMPANY

     FourthCAI, Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. The balance of the organization costs have been expensed in the period ended September 30, 2000. For tax purposes, these organizational expenses are being amortized over 60 months. Administrative costs allocated to Company for the quarter ended September 30, 2000 were $300.

NOTE 2 - STOCKHOLDERS' EQUITY

     The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at September 30, 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S PLAN OF OPERATION

     During the next twelve months the registrant intends to locate, analyze, acquire or merge with a targeted company. The registrant will continue to solicit targeted companies through the utilization of contacts in business and professional communities. The registrant intends to solicit directly or may engage consultants or advisors to assist it in reaching its objective. Payment will be made to these consultants and advisors if a successful acquisition or merger occurs because of their efforts. The payment may consist of cash or some stock in the surviving entity or a combination of both.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 Financial Data Schedule

     (b) Reports on Form 8-K

         There was one report filed on Form 8-K dated April 24, 2000 indicating a change of address. Said 8-K is incorporated by reference

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FOURTHCAI, INC.

November 13, 2000                     /s/ Edmond L. Lonergan
                                      ------------------------------------------
                                      Edmond L. Lonergan, Director and President