Form 10KSB
period 2000-12-31
FOURTHCAI INC
filed 2001-04-02
CIK 1108703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission File Number 0 29943


                                 FOURTHCAI, INC.
                       (Name of Small Business Registrant)


        Nevada                                            86-0979534
(State of Incorporation)                 (I.R.S. Employer Identification Number)


           10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258 (Address of Principal Executive Offices Including Zip Code)


                                 (480) 421 2882
                         (Registrants Telephone Number)


        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.0001 par value
                                (Title of Class)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

     The registrant's revenues for its most recent fiscal year were $ 0

     Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of March 26, 2001 is 5,040,000.

     The following documents are herein incorporated by reference: (1) Form 10SB12G filed on March 14, 2000 with amendment filed on April 20, 2000 (file No. 0 29943) and is incorporated in Part III 13(a) and an 8-K filed on April 24, 2000 incorporated in Part III (b). (2). The controlling shareholder filed Form 3 on May 31, 2000 which is incorporated by reference.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                 FOURTHCAI, INC.


                                      INDEX

                                                                            Page
                                                                            ----
PART I

ITEM 1.  DESCRIPTION OF BUSINESS ..........................................   1
           BUSINESS DEVELOPMENT ...........................................   1
           BUSINESS .......................................................   2
           PATENTS ........................................................   4

ITEM 2.  DESCRIPTION OF PROPERTY ..........................................   4
ITEM 3.  LEGAL PROCEEDINGS ................................................   4
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   4

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ..............................................   4
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION ....................   6
ITEM 7.  FINANCIAL STATEMENTS .............................................   8
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS ............................................   8

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................   8
ITEM 10. EXECUTIVE COMPENSATION ...........................................   9
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...   9
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................  10
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................  10

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     FOURTHCAI, Inc., was incorporated in The State of Nevada on September 3, 1999. Its purpose is to engage in any lawful corporate activity, which includes mergers and acquisitions. The registrant is in a development stage and has no operations to date other than issuing of shares to the original shareholders. It was formed to provide a method for a private domestic or foreign company to become a public reporting company thereby causing their shares to be qualified to trade in the domestic secondary markets.

     There have been no bankruptcy, receivership or similar proceeding in the Company's history.

     There has been no material reclassification or merger in the Company's short history.

     The registrant has not located a business for the purpose of merging into or with the registrant. The registrant is not able to know if it will be successful in closing a transaction.

     There are certain benefits to being a reporting company with a publicly traded class of stock. They are perceived as follows:

     *    increased ability to raise capital

     * enhanced visibility in the financial community particularly helpful to raise debt if needed

     *    presence in the capital markets of the United States

     * ability to use registered securities to acquire other companies and or their assets

     *    improved competitive position

     *    increased corporate prestige

     *    key employees compensation through stock options

     *    shareholder liquidity and corporate valuation

     An entity may be interested in merging with the registrant if it is interested in using public securities to make acquisitions of other companies or one that is interested in becoming public without substantial dilution of its stock. Other targeted companies may be those which have not been able to locate an underwriter with acceptable terms; one that feels it can raise capital on more favorable terms as a public entity or a foreign company seeking entry into the United States stock markets.

     The Company's business has numerous associated risks such as; competition, no operating history, lack of any agreements with possible targeted companies, management control, lack of market research, stock dilution, taxation, target company's need for audited financial and possible computer problems.

     The business of seeking mergers with other companies or acquiring other companies is highly competitive. There are many large corporations and venture capital firms that seek other entities with which to merge or acquire. These corporations and venture capital firms are better financed than the registrant and have more expertise in the field of mergers and acquisitions. The registrant will not be a significant competitor in this field.

BUSINESS

     The registrant is without operating history. It has no revenue and limited assets. The Company will in all likelihood operate at a loss and will be unable to reverse that situation until a merger or acquisition occurs. There is no targeted company nor any assurance the company will be able to close a business transaction needed to reverse its anticipated losses.

     The registrant has no current agreement with respect to a merger or acquisition with a targeted company. There is no assurance that the Company will be successful in its plan to merge or acquire another entity. There has been no industry identification by management nor has there been a business model established consisting of the required operating history, assets and revenues of a target company. Therefore, the registrant may enter into an agreement which may result in a business combination with an entity without significant operating history, revenues or assets precluding the potential for current earnings or increased net worth.

     The management of the registrant consists of its only officer. He will devote a portion of his time to the business of the Company attempting to locate and close with a potential targeted company. There is neither compensation paid nor an agreement to enter into such a contract in the future. The loss of this individual could adversely affect the Company's development and its continued operations.

     The Company has performed limited research in an attempt to determine whether demand exists for these types of transactions. Even if further research determines that the demand does in fact exist, there is no assurance that the registrant will be able to conclude a transaction.

     The successful conclusion of an acquisition or merger by the registrant will probably result in the issuance of securities to the shareholders of the targeted company. This transaction will cause, in all probability, the shareholders of the targeted company gaining control of the registrant and a change in the existing management.

     It is the intention of the registrant to structure a transaction with a targeted company to minimize the state and federal tax consequences as they apply to both parties. There can be no assurance that all the statutory requirements can be met in the proposed reorganization or that the parties will receive tax benefits desired in a transfer of stock or assets.

     The registrant will seek those companies, which have audited financial statements or assure the registrant that said statements will be furnished within sixty days of closing. If audited financial statements are not available at closing, the registrant will require representations that the statements, when audited, will not materially differ from the unaudited statements presented. There are no assurances that a viable candidate for merger will agree with the registrant's request, which would result in the failure of the transaction to close.

     The registrant will require that the targeted company be computer compliant for the year 2000. If the target is not compliant it will be necessary to disclose what steps it intends to take in order to eliminate any business disruption created by noncompliance. There can be no assurance that the company will not close a transaction with a company that has not or is unable to correct the year 2000 computer problems. The impact of said transaction could be very difficult to ascertain.

     The registrant does not believe it could be subject to regulation under the Investment Company Act, because it will not be engaged in the business of investing or trading securities. However, if the Company engages in operations which result in it holding passive investments in more than one other company, in could be subject to the regulations found in the Investment Company Act of 1940 and it would have to register under said act which could result in significant registration and compliance costs.

     The registrant has no full time employees. The president of the Company will devote a portion of his time to the activities of the registrant without compensation.

     The Company will send an annual report to its security holders, which shall contain audited financial statements. The registrant is electronically filing this Form 10-KSB with the Securities Exchange Commission, to comply with the reporting requirements as promulgated by the commission. As such, the Company will advise the shareholders that the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov.

PATENTS

     The Company does not own, nor has it applied for any Patents.

ITEM 2. DESCRIPTION OF PROPERTY

     The registrant is currently housed in the offices of its principal shareholder, Corporate Architects, Inc. at 10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258 No rent is being charged to the registrant. The Company owns no real property and has no plans to acquire real property.

     At this time, the Company has no policy in terms of investment in real estate nor does it have any investment in real estate. The Company has no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) There is no public trading market for the common equity and there has been no trading to date. Furthermore, there is no assurance that a public trading market will ever be established.

     The registrant's securities meet the definition of "penny stock" as found in Rule 3a51-1 of the Securities Exchange Act of 1934. The Securities and Exchange Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities ("penny stock"). Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) The broker or dealer has approved the person's account for transactions in penny stocks pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stocks are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks;
(c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stocks and the commissions payable to the broker- dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis must be sent to the investor listing recent prices for the penny stock and information on the limited market.

     It is the registrant's intention to merge or acquire a company, which would qualify it to be listed on the NASDAQ SmallCap Market. The initial listing requirements are as follows: (1) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income in latest fiscal year or two of the last three fiscal years of $750,000, (2) public float 1,000,000 shares with a market value of $5,000,000, (3) minimum bid price of $4.00, (4) three market makers, (5) 300 round lot (100 or more shares) shareholders, (6) an operating history of one year or $50,000,000 market cap, and (7) corporate governance standards must be in place. Subsequent to qualifying for listing the company, in order to remain on the SmallCap Market, the company must maintain the following;
(1) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income in latest fiscal year or two of the last three fiscal years of $500,000, (2) public float 500,000 shares with a market value of $1,000,000, (3) minimum bid price of $1.00, (4) two market makers, (5) 300 round lot (100 or more shares) shareholders, and (6) corporate governance standards must be in place.

     The company may not qualify for the SmallCap market after a merger or acquisition. In that case it's securities may be traded on the Over The Counter Bulletin Board (OTCBB). This exchange differs from NASDAQ in that the qualifications do not include minimum assets, revenues, number of shareholders, market capitalization, number of shares in the public float and corporate governance standards. To qualify for OTCBB the company must have a market maker willing to list the securities on a bid and ask quotation and sponsor the company for listing. All companies, including banks and insurance companies, traded on the OTCBB must be fully reporting as of June 2000. The company may also offer its securities on the National Quotation Bureau, Inc., commonly known as the "pink sheets".

     It is the company's objective to become qualified for NASDAQ SmallCap however; there is no assurance it will reach or maintain that objective. The registrant may, after a merger or acquisition, commence trading on the OTCBB.

          (a) Holders. There are three (3) holders of the common equity of the Company.

          (b) Dividends. There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

     During the next twelve months the registrant intends to locate, analyze, acquire or merge with a targeted company. At this time, the registrant has been involved in preliminary negotiations with a company regarding the possibility of an acquisition or merger. The registrant will continue to solicit targeted companies through the utilization of contacts in business and professional communities. The registrant intends to solicit directly or may engage consultants or advisors to assist it in reaching its objective. Payment will be made to these consultants and advisors if a successful acquisition or merger occurs because of their efforts. The payment may consist of cash or some stock in the surviving entity or a combination of both.

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

     A merger with another company will significantly dilute the percentage of ownership the present shareholders now enjoy. The amount of dilution will depend on the number of shares issued which in term could depend on the assets and liabilities of the merging company. This is not to say that other factors may not enter into this determination.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements of the Company are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

     There have been no changes of Accountants or disagreements with the registrants Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company has one officer and director.

     Name                            Age           Position and Offices Held
     ----                            ---           -------------------------
     Edmond L. Lonergan               55        President Secretary and Director

     There are no agreements that a Director will resign at the request of another person and the above named Director is not acting on behalf of nor will act on behalf of another person.

     The following is a brief summary of the Director, and Officer including his business experiences for the past five years.

     Edmond L. Lonergan from 1968 to 1996 has founded numerous high tech corporations one of which became public. It was honored by Inc. Magazine for becoming the 28th fastest growing company in 1992. Previously, he held the positions of Board Chairman, President, CEO, Vice President of Sales and Marketing, Vice President of Operations, Vice President of Finance, Director of Research, Operating Manager, Manager of Software Development and Product Development Consultant. Mr. Lonergan was also selected to be a member of the White House Small Business Committee during the Carter Administration.

     Mr. Lonergan founded Corporate Architects, Inc. in 1997. The company specializes in consulting and advising businesses in the area of strategic planning as well as mergers and acquisitions.

Compliance With Section 16(a) of the Exchange Act

     The Officers, Directors and those beneficially owning more than 10% of small business Company's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the Company.

     Based upon a review of these reports the Company has concluded that a Form 5 was filed. It is also clear that a schedules 13 G was filed.

ITEM 10. EXECUTIVE COMPENSATION

     The registrant's officer and director does not and has not receive compensation for services rendered to the registrant nor has any compensation been accrued. He will not participate in any finders' fees however; he will receive some benefits as a beneficial owner of the registrant upon a merger or acquisition taking place. Furthermore, there are no stock option plans, pension plans, insurance coverage or other benefit programs adopted by the registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth each person known by the Company to be the beneficial owner of more than 5% of the Common Shares (the only class of voting securities) of the Company all directors individually and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares as indicated.

           Name and Address             Amount of Beneficial    Percentage
          of Beneficial Owner                Ownership           of Class
          -------------------                ---------           --------
     Corporate Architects, Inc. (1)          5,000,000             99.2%
     4300 N. Miller Rd Suite 120
     Scottsdale, AZ 85251-3620

     All Executive Officers and              5,000,000             99.2%
     Directors as a Group (1 person)

- ----------
(1) Mr. Edmond L. Lonergan owns 100% of the issued and outstanding shares of Corporate Architects, Inc. and is its sole officer and director. As such, Mr. Lonergan is the beneficial owner of the common stock of the registrant and is the only control shareholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no parents of this small business registrant.

     There are and have been no transactions with promoters.

     There were no material underwriting discounts and commissions upon the sale of securities by the registrant where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

     There were no transactions involving the purchase or sale of assets other than in the ordinary course of business.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Articles of Incorporation with Amendments filed with the Form 10-SB on March 14, 2000 and incorporated by reference

          3.2 By Laws filed with the Form 10-SB on March 14, 2000 and incorporated by reference

          3.3 Computation per share earnings filed with Form 10-SB on March 14, 2000 and incorporated by reference and in current financial statements.

          23   Consent of Accountant

     (b)  Reports on Form 8-K

          There was an 8-K filed on April 25, 2000 advising of a change of address.

                                 SIGNATURE PAGE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FOURTHCAI, INC.


April 2, 2001                         /s/ Edmond L. Lonergan
                                      ------------------------------------------
                                      Edmond L. Lonergan, Director and President

                  [MARSHALL & WEBER, CPA's, P.L.C. LETTERHEAD]


                        Report of Independent Accountants


To the Board of Directors
FourthCAI, Inc.
Scottsdale, Arizona


We have  audited  the  accompanying  balance  sheets of  FourthCAI,  Inc.  as of
December  31,  2000  and  1999  and  the  related   statements  of   operations,
stockholders' equity and cash flows for the two periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of FourthCAI, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


                                     /s/ Marshall & Weber, CPA's, P.L.C.

Scottsdale, Arizona
March 26, 2001

                                 FOURTHCAI, INC.
                                 BALANCE SHEETS
                            DECEMBER 31, 2000 AND1999


                                     ASSETS

                                                     December 31,   December 31,
                                                         2000           1999
                                                       --------       --------
Current Assets

  Cash and cash equivalents                            $     --       $  1,200
                                                       --------       --------

  Current Assets                                             --          1,200
                                                       --------       --------

      Total Assets                                     $     --       $  1,200
                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity

  Common Stock - $0.0001 par value, authorized
   100,000,000 shares, issued and outstanding
   5,040,000                                           $    504       $    504
  Additional paid in capital                              1,596          1,596
  Accumulated Deficit                                    (2,100)          (900)
                                                       --------       --------
      Total Stockholders' Equity                             --          1,200
                                                       --------       --------

      Total Liabilities and Stockholders' Equity       $     --       $  1,200
                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                             STATEMENT OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                 THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999


                                            For the year         From inception
                                               ended                  to
                                          December 31, 2000    December 31, 1999
                                          -----------------    -----------------

Revenue                                       $       --           $       --

Expenses
   Administrative costs                            1,200                  400
   Organization costs                                 --                  500
                                              ----------           ----------

Net (Loss)                                    $   (1,200)          $     (900)
                                              ==========           ==========

Loss per common share                         $     0.00           $     0.00
                                              ==========           ==========

Weighted average shares outstanding            5,040,000            5,040,000
                                              ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999


                                      Common Stock
                                  ---------------------     Paid in     Retained
                                    Shares      Amount      Capital     Earnings     Total
                                  ----------    -------     -------     -------     -------
Balance at September 3, 1999
 date of incorporation             5,040,000    $   504     $ 1,596                 $ 2,100

Net (Loss)                                --         --          --     $  (900)       (900)
                                  ----------    -------     -------     -------     -------

Balance at December 31, 2000       5,040,000    $   504     $ 1,596     $  (900)    $ 1,200
                                  ==========    =======     =======     =======     =======

Net (Loss)                                --         --          --     $(1,200)     (1,200)
                                  ----------    -------     -------     -------     -------

Balance at December 31, 2001       5,040,000    $   504     $ 1,596     $(2,100)    $    --
                                  ==========    =======     =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                             STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999


                                                       For the year        From inception
                                                           ended                 to
                                                     December 31, 2000    December 31, 1999
                                                     -----------------    -----------------
Loss from operations                                      $(1,200)             $  (900)

Adjustments to reconcile loss from operations to net cash provided by (from) operating activities:

    Writeoff of organization costs                             --                  500
                                                          -------              -------

Net cash (used) by operations                              (1,200)                (400)
                                                          -------              -------

Net cash (used) by operating activities                    (1,200)                (400)
                                                          -------              -------

Proceeds from issuance of stock                                --                1,600
                                                          -------              -------

Net cash provided by financing activities                      --                1,600
                                                          -------              -------

Net increase/(decrease) in cash and cash equivalents       (1,200)               1,200
                                                          -------              -------

Cash and cash equivalents at beginning of period            1,200                   --
                                                          -------              -------

Cash and cash equivalents at end of period                $    --              $ 1,200
                                                          =======              =======

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                          NOTES TO FINANCIAL STATEMENT
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
            FOR THE PERIOD FROM INCEPTION TO ENDED DECEMBER 31, 1999


NOTE 1 - THE COMPANY

FourthCAI, Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. These organization costs have been expensed as incurred. For tax purposes, these organizational expenses are being amortized over 60 months. Administrative costs allocated to the Company for the period from inception to December 31, 2000 aggregated $1,600.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at December 31, 1999.

                                  EXHIBIT INDEX


Exhibit
Number                             Description
- ------                             -----------

3.1 Articles of Incorporation with Amendments filed with the Form 10-SB on March 14, 2000 and incorporated by reference

3.2 By Laws filed with the Form 10-SB on March 14, 2000 and incorporated by reference

3.3 Computation per share earnings in filed with Form 10-SB on March 14, 2000 and incorporated by reference and in current financial statements.

23       Consent of Accountant