Form 10QSB
period 2001-03-31
FOURTHCAI INC
filed 2001-05-15
CIK 1108703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


                                 FOURTHCAI, INC.
                         (Name of Small Business Issuer)


     March 31, 2001                                     0-29943
(For the Quarter Ended)                          (Commission File Number)


       Nevada                                           86-0979534
(State of Incorporation)                 (I.R.S. Employer Identification Number)


           10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258 (Address of Principal Executive Offices Including Zip Code)


                                 (480) 421 2882
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2001: 5,040,000

Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

                                 FOURTHCAI, INC.


                                      INDEX

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at March 31, 2001                                  3

          Statement of Operations for the three months ended
          March 31, 2000 and March 31, 2001                                4

          Statement of Stockholders' Equity for the three months
          ended March 31, 2001 and 2000                                    5

          Statement of Cash Flows for the three months ended
          March 31, 2000 and March 31, 2001                                6

          Notes to Financial Statements                                    7

     Item 2 - Management's Discussion and Analysis                         8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            10

     Item 2. Changes in Securities and Use of Proceeds                    10

     Item 3. Default Upon Senior Securities                               10

     Item 4. Submission of Matters to a Vote of Security Holders          10

     Item 5. Other Information                                            10

     Item 6. Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 FourthCAI, Inc.

                                 Balance Sheets
                                 March 31, 2001
                                  (Unaudited)


                                     ASSETS

Current Assets

  Cash and cash equivalents                                             $    --
                                                                        -------
  Current Assets                                                             --
                                                                        -------

        Total Assets                                                    $    --
                                                                        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities

  Management fees payable                                               $   300
                                                                        -------

        Total Liabilities                                                   300

Stockholders' Equity

  Common Stock - $0.0001 par value, authorized 100,000,000
   shares, issued and outstanding 5,040,000                                 504
  Additional paid in capital                                              1,596
  Accumulated Deficit                                                    (2,400)
                                                                        -------

        Total Stockholders' Equity                                         (300)
                                                                        -------

        Total Liabilities and Stockholders' Equity                      $    --
                                                                        =======

The accompanying notes are an integral part of these financial statements.

                                 FourthCAI, Inc.

                             Statement of Operations
               For the three months ended March 31, 2001 and 2000
                                   (unaudited)


                                            For the three months ended March 31,
                                            ------------------------------------
                                                 2001                   2000
                                             -----------            -----------

Revenue                                      $        --            $        --

Expenses
  Administrative costs                               300                    300
                                             -----------            -----------

Net (Loss)                                   $      (300)           $      (300)
                                             ===========            ===========



Loss per common share                        $      0.00            $      0.00
                                             ===========            ===========

Weighted average shares outstanding            5,040,000              5,040,000
                                             ===========            ===========

The accompanying notes are an integral part of these financial statements.

                                 FourthCAI, Inc.

                        Statement of Stockholders' Equity
               for the three months ended March 31, 2001 and 2000
                                   (unaudited)


                                      Common Stock
                                  --------------------    Paid in     Retained
                                  Shares        Amount    Capital     Earnings      Total
                                  ------        ------    -------     --------      -----
Balance at January 1, 2000       5,040,000      $ 504     $1,596      $  (900)    $ 1,200

Net (Loss)                                                               (300)       (300)
                               -----------      -----     ------      -------     -------

Balance at Match 31, 2000        5,040,000      $ 504     $1,596      $(1,200)    $   900
                               ===========      =====     ======      =======     =======


Balance January 1, 2001          5,040,000      $ 504     $1,596      $(2,100)    $    --

Net (Loss)                                                               (300)       (300)
                               -----------      -----     ------      -------     -------

Balance at March 31, 2001        5,040,000      $ 504     $1,596      $(2,400)    $  (300)
                               ===========      =====     ======      =======     =======

The accompanying notes are an integral part of these financial statements.

                                 FourthCAI, Inc.

                             Statement of Cash Flows
               for the three months ended March 31, 2001 and 2000
                                   (unaudited)


                                                              For the three months ended March 31,
                                                              ------------------------------------
                                                                   2001                   2000
                                                               -----------            -----------
Loss from operations                                            $  (300)                $  (300)

Net cash (used) by operations                                      (300)                   (300)
                                                                -------                 -------

Increase in accounts payable                                        300                      --
                                                                -------                 -------
Net cash (used) by operating activities                              --                    (300)
                                                                -------                 -------

Net increase/(decrease) in cash and cash equivalents                 --                    (300)
                                                                -------                 -------

Cash and cash equivalents at beginning of period                     --                   1,200
                                                                -------                 -------

Cash and cash equivalents at end of period                      $    --                 $   900
                                                                =======                 =======

The accompanying notes are an integral part of these financial statements.

                                 FourthCAI, Inc.

                          Notes to Financial Statement
               for the three months ended March 31, 2001 and 2000
                                   (unaudited)


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2001. These results have been determined on the basis of generally accepted accounting principles and have been audited by our independent auditor.

NOTE 1 -  THE COMPANY

     FourthCAI, Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. These organization costs have been expensed as incurred. For tax purposes, these organizational expenses are being amortized over 60 months. Administrative costs allocated to the Company for the period from inception to March 31, 2001 aggregated $2,400.

NOTE 2 - STOCKHOLDERS' EQUITY

     The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at March 31, 2001 and 2000.

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

         None

     (b) Reports on Form 8-K

         There was one report filed on Form 8-K dated April 24, 2000 indicating a change of address. Said 8K is incorporated by reference

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FOURTHCAI, INC.


May 12, 2001                          /s/ Edmond L. Lonergan
                                      ------------------------------------------
                                      Edmond L. Lonergan, Director and President