Form 10QSB
period 2001-09-30
FOURTHCAI INC
filed 2001-11-14
CIK 1108703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For transition period from _______ to _______


                        Commission file number 0-29943


                                 FOURTHCAI, INC.
                 (Name of small business issuer in its charter)

                    Nevada                                     86-0979534
(State or other jurisdiction of incorporation)          (IRS Employer ID Number)


10245 East Via Linda, Suite 220, Scottsdale, Arizona              85258
    (Address of principal executive offices)                   (Zip code)

                    Issuer's telephone number (480) 421-2882

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2001: 5,040,000

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                FOURTHCAI, INC.

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I -- FINANCIAL INFORMATION

     Item 1. Financial Statements                                              1

     Balance Sheet at September 30, 2001                                       2

     Statements of Operations for the nine and three months ended
     September 30, 2001 and September 30, 2000                                 3

     Statements of Stockholders' Equity for the Nine months ended
     September 31, 2001 and September 30, 2000                                 4

     Statements of Cash Flows for the Nine and three months ended
     September 30, 2001 and September 30, 2000                                 5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         6

PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings                                                 8

     Item 2. Changes in Securities and Use of Proceeds                         8

     Item 3. Default Upon Senior Securities                                    8

     Item 4. Submission of Matters to a Vote of Security Holders               8

     Item 5. Other Information                                                 8

     Item 6. Exhibits and Reports on Form 8-K                                  9

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2001. These results have been determined on the basis of generally accepted accounting principles.

                                 FOURTHCAI, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                              September 30, 2001
                                                              ------------------

                                     ASSETS

Current Assets

  Cash and cash equivalents                                         $    --
                                                                    -------
    Current Assets                                                       --
                                                                    -------
      Total Assets                                                  $    --
                                                                    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities

Management fees payable                                             $   900
                                                                    -------

     Total Liabilities                                                  900

Stockholders' Equity

  Common Stock - $0.0001 par value, authorized 100,000,000
   shares, issued and outstanding 5,040,000                             504
  Additional paid in capital                                          1,596
  Accumulated Deficit                                                (3,000)
                                                                    -------
     Total Stockholders' Equity                                        (900)
                                                                    -------
     Total Liabilities and Stockholders' Equity                     $    --
                                                                    =======

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                         For the nine months ended      For the three months ended
                                                September 30,                  September 30,
                                       ---------------------------     ---------------------------
                                           2001            2000            2001            2000
                                       -----------     -----------     -----------     -----------
Revenue                                $        --     $        --     $        --     $        --

Expenses
  Administrative costs                         900             900             300             300
                                       -----------     -----------     -----------     -----------

Net (Loss)                             $      (900)    $      (900)    $      (300)    $      (300)
                                       ===========     ===========     ===========     ===========

Loss per common share                  $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                       ===========     ===========     ===========     ===========

Weighted average shares outstanding      5,040,000       5,040,000       5,040,000       5,040,000
                                       ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                             Common Stock
                                       ------------------------      Paid in     Retained
                                         Shares        Amount        Capital     Earnings        Total
                                       ----------    ----------    ----------   ----------    ----------
Balance at January 1, 2000              5,040,000    $      504    $    1,596   $     (900)   $    1,200

Net (Loss) for nine months ended
  September 30, 2000                                                                  (900)         (900)
                                       ----------    ----------    ----------   ----------    ----------

Balance at September 30, 2000           5,040,000    $      504    $    1,596   $   (1,800)   $      300
                                       ==========    ==========    ==========   ==========    ==========

Balance January 1, 2001                 5,040,000    $      504    $    1,596   $   (2,100)   $       --

Net (Loss) for nine months ended
  September 30, 2001                                                                  (900)         (900)
                                       ----------    ----------    ----------   ----------    ----------

Balance at September 30, 2001           5,040,000    $      504    $    1,596   $   (3,000)   $     (900)
                                       ==========    ==========    ==========   ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                 For the nine months ended      For the three months ended
                                                        September 30,                  September 30,
                                               ---------------------------     ---------------------------
                                                   2001            2000            2001            2000
                                               -----------     -----------     -----------     -----------

Loss from operations                             $  (900)        $  (900)        $  (300)        $  (300)

Changes in cash flow provided by
  (used by) operating activities:
Increase in accounts payable                         900              --             300              --
                                                 -------         -------         -------         -------
Net cash (used) by operating activities               --            (900)             --            (300)
                                                 -------         -------         -------         -------

Net increase/(decrease) in cash and cash
 equivalents                                          --            (900)             --            (300)
                                                 -------         -------         -------         -------

Cash and cash equivalents at beginning of
 period                                               --           1,200              --             600
                                                 -------         -------         -------         -------

Cash and cash equivalents at end of period       $    --         $   300         $    --         $   300
                                                 =======         =======         =======         =======

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                          NOTES TO FINANCIAL STATEMENT
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1 --  THE COMPANY

FourthCAI, Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. These organization costs have been expensed as incurred. For tax purposes, these organizational expenses are being amortized over 60 months. Administrative costs allocated to the Company for the period from inception to September 30, 2001 aggregated $3,000.

NOTE 2 -- STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at September 30, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S PLAN OF OPERATION

During the next twelve months the registrant intends to locate, analyze, acquire or merge with a targeted company. The registrant has commenced very preliminary discussions with a possible target company. However, the registrant will continue to solicit targeted companies through the utilization of contacts in business and professional communities. The registrant intends to solicit directly or may engage consultants or advisors to assist it in reaching its objective. Payment will be made to these consultants and advisors if a successful acquisition or merger occurs because of their efforts. The payment may consist of cash or some stock in the surviving entity or a combination of both.

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

The registrant will be subject to all the reporting requirements of the Securities Exchange Act. Said Act requires, among other things, that a reporting company file its audited financial statements. The registrant will not merge or acquire a company that does not have or will not have audited financials within a reasonable period of time, to meet the requirements of the Exchange Act. If the merger candidate is unable to produce audited financial statements within sixty days from the filing of the 8-K announcing the consummation of the merger or said financial statements fail to comply with the Exchange Act, the closing documents will provide for the dissolution of the transaction.

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

                          PART II -- OTHER INFORMATION

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          3.1 Articles of Incorporation with Amendments filed with the Form 10-SB on March 14, 2000 and incorporated by reference.

          3.2 By Laws filed with the Form 10-SB on March 14, 2000 and incorporated by reference.

          3.3 Computation per share earnings filed with Form 10-SB on March 14, 2000 and incorporated by reference and in current financial statements.

     (b) Reports on Form 8-K

          There were no reports filed on an 8-K during this reporting period.

                                   SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FOURTHCAI, INC.


November 13, 2001                      By /s/ Edmond L. Lonergan
                                          -------------------------------
                                          Edmond L. Lonergan,
                                          Director and President