Form 10KSB40
period 2001-12-31
FOURTHCAI INC
filed 2002-04-01
CIK 1108703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of March 26, 2002 is 5,040,000.

     The following documents are herein incorporated by reference: None

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                 FOURTHCAI, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I

ITEM 1.  DESCRIPTION OF BUSINESS ..........................................   1
           BUSINESS DEVELOPMENT ...........................................   1
           BUSINESS .......................................................   2
           PATENTS ........................................................   3

ITEM 2.  DESCRIPTION OF PROPERTY ..........................................   4
ITEM 3.  LEGAL PROCEEDINGS ................................................   4
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   4

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ..............................................   4
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION ....................   6
ITEM 7.  FINANCIAL STATEMENTS .............................................   8
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS ............................................   8

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................   8
ITEM 10. EXECUTIVE COMPENSATION ...........................................   9
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...   9
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................  10
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................  10

SIGNATURE PAGE ............................................................  11

INDEX TO FINANCIAL STATEMENTS .............................................  F-1

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

ITEM 2. DESCRIPTION OF PROPERTY

     The registrant is currently housed in the offices of its principal shareholder, Corporate Architects, Inc. at 10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258. No rent is being charged to the registrant. The Company owns no real property and has no plans to acquire real property.

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

     The company may not qualify for the SmallCap market after a merger or acquisition. In that case it's securities may be traded on the Over The Counter Bulletin Board (OTCBB). This exchange differs from NASDAQ in that the qualifications do not include minimum assets, revenues, number of shareholders, market capitalization, number of shares in the public float and corporate governance standards. To qualify for OTCBB the company must have a market maker willing to list the securities on a bid and ask quotation and sponsor the company for listing. All companies, including banks and insurance companies, traded on the OTCBB must be fully reporting. The company may also offer its securities on the National Quotation Bureau, Inc., commonly known as the "pink sheets".

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company has one officer and director.

     Name                            Age           Position and Offices Held
     ----                            ---           -------------------------
     Edmond L. Lonergan               56        President Secretary and Director

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

     Based upon a review of these reports the Company has concluded that a Form 5 was filed. It is also clear that a schedules 13G was filed.

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Articles of Incorporation with Amendments filed with the Form 10SB on March 14, 2000 and incorporated by reference

          3.2 By Laws filed with the Form 10SB on March 14, 2000 and incorporated by reference

     (b)  Reports on Form 8-K

          None

                                 SIGNATURE PAGE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FOURTHCAI, INC.


March 29, 2002                         /s/ Edmond L. Lonergan
                                      ------------------------------------------
                                      Edmond L. Lonergan, Director and President

                                FourthCAI, Inc.
                         Index to Financial Statements

                                                                           PAGE
                                                                           ----

REPORT OF INDEPENDENT AUDITORS ..........................................  F-2

BALANCE SHEETS AS OF December 31, 2001 and 2000..........................  F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION TO
DECEMBER 31, 2001........................................................  F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION TO
DECEMBER 31, 2001........................................................  F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION TO
DECEMBER 31, 2001........................................................  F-6

NOTES TO FINANCIAL STATEMENTS ...........................................  F-7

                  [James C. Marshall, CPA, P.C. Letterhead]


                        Report of Independent Accountants


To the Board of Directors
FourthCAI, Inc.
Scottsdale, Arizona


We have audited the accompanying balance sheets of FourthCAI, Inc., a development stage company, as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of FourthCAI, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                 /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
March 29, 2002

                                 FOURTHCAI, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                     ASSETS

                                                     December 31,   December 31,
                                                         2000           2000
                                                       --------       --------
Current Assets

  Cash and cash equivalents                            $     --       $     --
                                                       --------       --------

  Current Assets                                             --             --
                                                       --------       --------

      Total Assets                                     $     --       $     --
                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity

  Common Stock - $0.0001 par value, authorized
   100,000,000 shares, issued and outstanding
   5,040,000                                           $    504       $    504
  Additional paid in capital                              2,796          1,596
  Deficit accumulated during development stage           (3,300)        (2,100)
                                                       --------       --------
      Total Stockholders' Equity                             --             --
                                                       --------       --------

      Total Liabilities and Stockholders' Equity       $     --       $     --
                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
             AND FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001


                                        For the year ended    From September 13,
                                           December 31,      1999 (inception) to
                                         2001         2000    December 31, 2001
                                      ---------    --------   -----------------

Revenue                               $      --    $     --        $       --

Expenses
   Administrative costs                   1,200       1,200             2,800
   Organization costs                        --          --               500
                                      ---------    --------        ----------

Net (Loss)                            $  (1,200)   $ (1,200)       $   (3,300)
                                      =========    ========        ==========

Loss per common share                 $    0.00    $   0.00        $     0.00
                                      =========    ========        ==========

Weighted average shares outstanding   5,040,000   5,040,000         5,040,000
                                      =========   =========        ==========

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
               AND THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001

                                                                             Deficit
                                                                           Accumulated
                                        Common Stock                         During
                                 ------------------------      Paid in     Development
                                  Shares          Amount       Capital        Stage          Total
                                 ---------      ---------     ---------     ---------      ---------
Balance at September 3, 1999
 date of incorporation           5,040,000      $     504     $   1,596                    $   2,100

Net (Loss)                                                                  $    (900)          (900)
                                 ---------      ---------     ---------     ---------      ---------

Balance at December 31, 1999     5,040,000            504         1,596          (900)         1,200
                                 ---------      ---------     ---------     ---------      ---------

Net (Loss)                                                                     (1,200)        (1,200)
                                 ---------      ---------     ---------     ---------      ---------

Balance at December 31, 2000     5,040,000            504         1,596        (2,100)            --
                                 ---------      ---------     ---------     ---------      ---------

Donated capital                                                   1,200                        1,200

Net (Loss)                                                                     (1,200)        (1,200)
                                 ---------      ---------     ---------     ---------      ---------

Balance at December 31, 2001     5,040,000      $     504     $   2,796     $  (3,300)     $      --
                                 =========      =========     =========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
             AND FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2001


                                                           For the year ended       From September 13,
                                                               December 31,        1999 (inception) to
                                                             2001         2000      December 31, 2001
                                                          ---------    --------     -----------------
Loss from operations                                      $(1,200)      $(1,200)         $(3,300)

Adjustments to reconcile loss from operations to net cash provided by (from) operating activities:

 Writeoff of organization costs                                --            --              500
                                                          -------       -------          -------

Net cash (used) by operations                              (1,200)       (1,200)          (2,800)
                                                          -------       -------          -------

Net cash (used) by operating activities                    (1,200)       (1,200)          (2,800)
                                                          -------       -------          -------

Proceeds from issuance of stock                                --            --            1,600
Proceeds from contribution                                  1,200            --            1,200
                                                          -------       -------          -------
Net cash provided by financing activities                   1,200            --            2,800
                                                          -------       -------          -------
Net increase/(decrease) in cash and cash equivalents           --        (1,200)              --

Cash and cash equivalents at beginning of period               --         1,200               --
                                                          -------       -------          -------

Cash and cash equivalents at end of period                $    --       $    --          $    --
                                                          =======       =======          =======

   The accompanying notes are an integral part of these financial statements.

                                 FOURTHCAI, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENT
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FOR THE PERIOD FROM INCEPTION TO ENDED DECEMBER 31, 2001


NOTE 1 - THE COMPANY

FourthCAI, Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. These organization costs have been expensed as incurred. For tax purposes, these organizational expenses are being amortized over 60 months. Administrative costs allocated to the Company for the period from inception to December 31, 2001 aggregated $2,800.

The Company is in the development stage and is seeking a lawful business activity, merger or acquisition in which to engage.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding during each period.