Form 10QSB/A
period 2002-03-31
FUTRONIX GROUP INC
filed 2002-09-09
CIK 1108703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 Amendment No. 1
                                  FORM 10-QSB/A


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


                 1760 S. Dimensions Terrace, Homasassa, FL 34448
           (Address of Principal Executive Offices Including Zip Code)


                                 (352) 628-1900
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2002: 9,999,500

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                              FUTRONIX, GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)

              Balance Sheet at March 31, 2002                                 3

              Statement of Operations for the three months ended
              March 31, 2002 and March 31, 2001                               4

              Statement of Stockholders' Equity for the three months
              ended March 31, 2002 and 2001                                   5

              Statement of Cash Flows for the three months ended
              March 31, 2002 and March 31, 2001                               6

              Notes to Financial Statements                                   7

     Item 2 - Management's Discussion and Analysis                           16

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               18

     Item 2. Changes in Securities and Use of Proceeds                       18

     Item 3. Default Upon Senior Securities                                  18

     Item 4. Submission of Matters to a Vote of Security Holders             18

     Item 5. Other Information                                               18

     Item 6. Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                   20

CERTIFICATES                                                                 21

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       FUTRONIX GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                           March 31, 2002 (unaudited)

                                                                     March 31,
                                                                       2002
                                                                    -----------
                                     ASSETS                         (unaudited)
Current Assets:
  Cash                                                              $    26,462
  Restricted cash, available                                             77,734
  Restricted cash, collateralized cash advances                         115,654
  Accounts receivable, net                                              157,844
  Accounts receivable used as collateral                                963,780
  Inventory                                                             919,912
  Other current assets                                                  156,721
                                                                    -----------
     Total Current Assets                                             2,418,107
Property, plant and equipment, net
  of accumulated depreciation                                           729,962
Land held for sale                                                      451,700
Other assets                                                             31,939
                                                                    -----------
   Total Assets                                                     $ 3,631,708
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                  $ 1,022,825
  Accrued expenses                                                       32,599
  Cash advances collateralized by accounts receivable                   963,780
  Current portion of long-term debt                                     491,559
                                                                    -----------
      Total Current Liabilities                                       2,510,763
Long-term debt                                                          968,861
Debentures payable                                                      122,000
                                                                    -----------
    Total Liabilities                                                 3,601,624

Stockholders' Equity
  Cumulative convertible 7.0% $1.00 stated value
    preferred stock - authorized 2,000,000 shares;
    par value $0.0001; shares outstanding 900,000                            90
  Common stock - authorized 100,000,000 shares;
    par value $0.0001; issued and outstanding 9,999,500                   1,000
  Additional paid in capital - preferred stock                        1,324,910
  Additional paid in capital - common stock                             332,825
  Accumulated deficit                                                (1,628,741)
                                                                    -----------
    Total Stockholders' Equity                                           30,084
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 3,631,708
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                       FUTRONIX GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
         for the three months ended March 31, 2002 and 2001 (unaudited)

                                                    For the three months ended
                                                             March 31,
                                                   ----------------------------
                                                      2002             2001
                                                   -----------      -----------
                                                   (unaudited)      (unaudited)

Sales, net of returns and allowances               $ 1,896,091      $ 1,686,218

Cost of sales:                                       1,372,361        1,554,450
                                                   -----------      -----------

Gross profit                                           523,730          131,768

Sales and marketing                                      3,830              204
General and administrative costs                       135,290          109,896
Employee costs                                         130,117          159,744
Depreciation and amortization                            1,500            1,500
Research and development costs                              --               93
Interest expense                                       (32,856)          37,843
                                                   -----------      -----------
                                                       237,881          309,280
                                                   -----------      -----------
Other Income:
Interest Income                                          8,172              614
                                                   -----------      -----------
Gain on sale of assets                                  35,000               --
                                                   -----------      -----------
                                                        43,172              614
                                                   -----------      -----------

Net Income (Loss)                                  $   329,021      $  (176,898)
                                                   ===========      ===========
Earnings per common share;
   Basic earnings (loss) per share                 $      0.03      $     (0.02)
                                                   ===========      ===========

   Weighted average shares outstanding               9,999,500        9,999,500
                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.

                       FUTRONIX GROUP, INC. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
         for the three months ended March 31, 2002 and 2001 (unaudited)

                                Preferred Stock        Common Stock        Additional Paid-In Capital
                              ------------------   ---------------------   --------------------------
                                           Par                     Par                                    Retained
                               Shares     Value      Shares       Value     Preferred        Common       Earnings         Total
                              --------    ------   ----------    -------   -----------      ---------   ------------    -----------
Balance, January 1, 2001                            1,000,000    $   100                    $  50,400    $(1,036,517)   $  (986,017)

Recapitalization                                    8,999,500        900                         (900)
Net Loss for the three
months ended March 31, 2001                                                                                 (176,898)      (176,898)
                              --------    ------   ----------    -------   -----------      ---------   ------------    -----------

Balance, March 31, 2001                             9,999,500    $ 1,000                    $  49,500    $(1,213,415)   $(1,162,915)
                              ========    ======   ==========    =======   ===========      =========   ============    ===========

Balance, January 1, 2002                            9,999,500    $ 1,000                    $ 161,585    $(1,957,762)   $(1,795,177)

Conversion of debt to equity   900,000    $   90                           $ 1,324,910                                    1,325,000

Contribution of capital                                                                       171,240                       171,240

Net Income for the three
months ended March 31, 2002                                                                                  329,021        329,021
                              --------    ------   ----------    -------   -----------      ---------   ------------    -----------

Balance, March 31, 2002        900,000    $   90    9,999,500    $ 1,000   $ 1,324,910      $ 332,825   $ (1,628,741)   $    30,084
                              ========    ======   ==========    =======   ===========      =========   ============    ===========

The accompanying notes are an integral part of these financial statements.

                       FUTRONIX GROUP INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
         for the three months ended March 31, 2002 and 2001 (unaudited)

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                         2002            2001
                                                      ----------      ---------
                                                      (unaudited)    (unaudited)

Net income (Loss)                                     $  329,021      $(176,898)

Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization                          29,568         51,480
   Accounts receivable                                  (349,088)       (28,783)
   Inventory                                            (310,789)        (9,377)
   Other current assets                                 (211,221)
     Accounts payable                                     89,727       (261,230)
     Accrued expenses                                     (7,076)        43,137
     Accrued interest                                    (63,466)       (11,312)
                                                      ----------      ---------

Net cash used by operating activities                   (493,324)      (392,983)

Cash flow used by investing activities:
  Purchase of property and equipment                      (5,355)       (11,484)
                                                      ----------      ---------

Net cash used by investing activities                     (5,355)       (11,484)

Cash flow from financing activities:
  Working capital advances                                    --        600,000
  Proceeds of loans                                      262,028             --
  Repayment of loans                                     (30,609)      (111,117)
  Advances from shareholders                             353,808             --
                                                      ----------      ---------

Net cash provided by financing activities                585,227        488,883
                                                      ----------      ---------

Net decrease in Cash                                      86,548         84,416

Cash - beginning of period                               133,302        238,514
                                                      ----------      ---------

Cash - end of period                                  $  219,850      $ 322,930
                                                      ==========      =========

Supplemental Cash Flow Information

Interest expense                                      $   32,856      $  37,843
Transfer of loans to equity                           $1,496,240

The accompanying notes are an integral part of these financial statements.

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
               for the three months ended March 31, 2002 and 2001


NOTE 1 - THE COMPANY

ORGANIZATION

Futronix Group Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999 as FourthCAI, Inc.. On March 20, 2002 Futronix, Inc. entered into an agreement and plan of reorganization with FourthCAI, Inc., a public shell corporation, whereby FourthCAI, Inc. changed its name to Futronix Group, Inc., acquired all of the outstanding stock of Futronix, Inc., and entered into a recapitalization.

FourthCai originally had 5,040,000 shares outstanding, in conjunction with its reverse acquisition it cancelled 4,340,000 shares of common stock and issued 9,299,500 shares of its common stock to the holders of Futronix, Inc. common stock in exchange for all 1,000,000 shares outstanding of Futronix, Inc. This transaction is accounted for as a reverse acquisition in which Futronix, Inc. is the acquirer and retains its original basis in all assets and liabilities.

The Company's wholly-owned subsidiary, Futronix, Inc. (the "Subsidiary"), is an ISO 9002-certified consignment and turnkey contract electronics manufacturer. The Subsidiary provides engineering support, design, production and in-circuit testing services, as well as full turnkey box build manufacturing for both consumer products and commercial applications. The Subsidiary has customers throughout the United States.

GOING-CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,628,741 and has a deficit in working capital of approximately $92,656 as of March 31, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase operating margins and sales volume to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company prepares its financial statements on the accrual accounting basis. Consequently, certain revenue and related assets are recognized upon completion of the earning process rather than when received, and certain expenses are recognized when the obligation is incurred or the asset consumed, rather than when paid.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned Subsidiary. All intercompany accounts and transactions were eliminated.

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
               for the three months ended March 31, 2002 and 2001
                                   (continued)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are composed of highly liquid investments with an original maturity of less than three months. As a result of the Company's cash management system, including the borrowing against receivables, certain payments may create negative book cash balances. Such negative balances are included in liabilities for each period end.

ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $55,117 and $38,452 at March 31, 2002 and 2001, respectively.

FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and short and long term debt, approximates their fair value at the end of each period.

INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market and consist of electronic parts, components and finished goods.

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated on the basis of cost. Depreciation is computed principally by the straight-line method. Estimated useful lives for financial reporting purposes are as follows:

     Buildings                                                   31.5 years
     Machinery and equipment                                      3-7 years

LAND HELD FOR SALE

Land not used by the Company for its manufacturing site is available for sale. This land is carried at cost which is not in excess of its fair market value.

OTHER ASSETS

The prepaid assets is subject to amortization as loan-closing costs, these costs are being amortized over the term of the loan.

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
               for the three months ended March 31, 2002 and 2001
                                   (continued)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

The Company and its stockholders elected at incorporation under the Internal Revenue Code to be taxed as an S corporation. In lieu of corporate income taxes, the stockholders are taxed on their proportionate share of the Company's net income. Accordingly, no provision or liability for income taxes has been made in the accompanying financial statements. As a result of the reorganization on March 20, 2002, the subchapter S election was terminated and will be subject to taxation as a C corporation subsequent to that date.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred.

EARNINGS PER SHARE

Earnings per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates on each balance sheet date whether events or circumstances have occurred that indicate a possible impairment. In accordance with SFAS 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
               for the three months ended March 31, 2002 and 2001
                                   (continued)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimates useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has no amortizing intangibles or goodwill, therefore, the impact of implementation of SFAS No. 142 is not material.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company has recorded a bad debt reserve against its accounts receivable of $55,117 and $38,451 as of March 31, 2002 and 2001, respectively.

The Company has pledged with recourse certain accounts receivables in exchange for cash advances received by the Company on a revolving basis. The outstanding advances were $963,780 as of March 31, 2002. The lender maintains the restricted cash balance as additional collateral against the collection of the receivables. The interest rate on these factored receivables is the prime rate plus 2%.

NOTE 4 - INVENTORY

Components of inventory are as follows at March 31, 2002:

                                                             March 31, 2002
                                                             --------------
     Raw materials                                             $  779,961
     Work-in progress                                             139,877
     Finished goods                                                    74
                                                               ----------
                                                               $  919,912
                                                               ==========

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
               for the three months ended March 31, 2002 and 2001
                                   (continued)


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2002:

                                                             March 31, 2002
                                                             --------------
     Land                                                      $   25,000
     Building                                                     357,701
     Furniture and equipment                                    1,993,916
     Vehicles                                                      18,319
                                                               ----------
                                                                2,394,936
     Accumulated depreciation                                   1,664,974
                                                               ----------
                                                               $  729,962
                                                               ==========

Depreciation expense for the three months ended March 31, 2002 and 2001 was $28,917 and $51,480, respectively.

NOTE 6 - ACCOUNTS PAYABLE

Under the Company's working relationship with a financial institution it routinely maintains an overdraft position in its bank balance. Included in accounts payable are bank overdrafts of $121,014 as of March 31, 2002.

NOTE 7 - NOTES PAYABLE

                                                                  March 31, 2002
                                                                  --------------
Note payable to a financial institution, 10.75% annual
interest rate, maturity date of February 2015, monthly
payments of $8,684. Secured by real estate.                        $    719,280

Note payable to a financial institution, 10% annual interest rate, maturity date of November, 2002, monthly payments of
$3,000 with a balloon payment due November, 2002. Secured
by production equipment.                                                400,250

Note payable to a financial institution, 9.25% annual
interest rate, maturity date and balloon payment due
October 2004, monthly payments of $759 plus interest.
Secured by real estate.                                                 165,158

Note payable to an individual, 10% annual interest rate,
maturity date of May 2030, monthly payments of $878.
Secured by real estate.                                                  91,749

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
               for the three months ended March 31, 2002 and 2001
                                   (continued)


NOTE 7 - NOTES PAYABLE (continued)

                                                                  March 31, 2002
                                                                  --------------
Note payable to a financial institution, 9.5% annual
interest rate, maturity date of April 2002, monthly
payments of $409 plus interest. Secured by real estate.                  35,776

Note payable to an individual, 10% annual interest rate,
maturity date of May 2030, monthly payments of $219.
Secured by real estate.                                                  22,912

Note payable to a corporation, 12% annual Interest rate,
maturity date of November 2002, monthly payments of $2,190.              17,277

Credit line to a financial institution, 16.5% interest
rate minimum monthly payment of $100 required.                            3,986

Credit card from a financial institution, 12.5%
interest rate, minimum monthly payment of
$200 required.                                                            4,032
                                                                   ------------
                                                                      1,460,420
 Less:   current portion                                                491,559
                                                                   ------------
                                                                   $    968,861
                                                                   ============

Maturities of long-term debt are as follows:

          2002                                                     $    491,559
          2003                                                           41,273
          2004                                                          182,728
          2005                                                           39,813
          2006                                                           44,295
          Thereafter                                                    660,752
                                                                   ------------
                                                                   $  1,460,420
                                                                   ============

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
               for the three months ended March 31, 2002 and 2001
                                   (continued)


NOTE 8 - CONVERTIBLE DEBENTURES

At March 31, 2002, the Company had convertible dentures payable in the amount of $122,000. The debentures are payable at 10% interest per annum and are due on March 31, 2004. The debentures are convertible at the option of the holder into one share of common stock for each $1.00 of principal.

NOTE 9 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company maintains cash and cash equivalents and short and long-term investments with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. The Company does not require collateral on these financial instruments. As of March 31, 2002, the Company had no cash deposits in excess of federally insured limits.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the relatively large size of the individual entities comprising the Company's customer base and the evaluation of the entities credit worthiness. However, as of March 31, 2002, the Company's net receivables from customers was approximately $1,121,623. The Company does not require collateral for trade accounts receivable, and, therefore, the Company could record losses up to this amount if these customers fail to pay.

Sales to the Company's three major customers accounted for approximately 54% for the three months ended March 31, 2002. The individual customers comprised 25%, 16% and 13% of net sales. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the companies which constitute the Company's largest customers may change.

NOTE 10 - RELATED PARTY TRANSACTIONS

At December 31, 2001, an owner and officer converted the remaining principal of $112,085 to additional paid in capital. Additionally, during the quarter ended March 31, 2002 the owners converted notes payable of $171,240 to additional paid in capital

The owners of the Company transferred ownership of the land and building used in the Company's operations to the Company during the year ended December 31, 2000. The Company had previously leased the property. The property was transferred at the owners' book value of $729,800. Liabilities associated with the property totaling $1,116,810 were transferred to the Company and the owners forgave debt and related interest owed to them by the Company in the amount of $387,010.

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
               for the three months ended March 31, 2002 and 2001
                                   (continued)


NOTE 11 - COMMITMENTS AND CONTINGENCIES

A financial institution is suing the Company for an alleged covenant violation on an equipment loan. In 2002 the Company has subsequently settled this matter at an additional cost of $32,000 by making total payments due, including interest, to the financial institution of $467,885 by November 19, 2002.

A vendor is suing the Company for payment on inventory that the Company has not received. The Company does not believe there will be a material adverse effect from this.

NOTE 12 - UNRECORDED BUSINESS COMBINATION AND LITIGATION

Effective May 2000, the Subsidiary entered into an agreement to be acquired by Salient Cybertech, Inc. ("Salient") pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"). The Merger Agreement called for consideration to be paid to the Subsidiary's shareholders in the form of shares of Salient's common and preferred stock. The Merger Agreement also called for working capital totaling $3,000,000 to be infused into the Subsidiary by Salient. The Company believes that the terms of the Merger Agreement were not fulfilled by Salient because the aggregate required funding was never received by the Subsidiary. Additionally, no articles of merger were filed with the Florida Department of State. Therefore, the Company does not believe a change in ownership occurred. In March 2001, Salient entered into an agreement to sell the Subsidiary to Trident Systems International, Inc. ("Trident"). It is the Company's belief that this transaction was not completed and Trident did not acquire an interest in the Subsidiary.

In connection with the above described Merger Agreement, Salient filed a lawsuit against the Subsidiary and its shareholders alleging its ownership of the Subsidiary and alternatively, seeking the return of the capital advances of $1,325,000, paid to the Subsidiary, plus additional damages. The Company has taken the position that it is not liable to Salient for the full return of the cash advances it received from Salient. Subsequent to December 31, 2001, the parties have been involved in settlement negotiations. Although the Company anticipates settling this litigation in the near future, no settlement agreement has been finalized. The proposed terms of the settlement require the issuance of 900,000 shares of preferred convertible stock, stated value $1.00 per share of the Company. As a result of these settlement negotiations the Company has capitalized the advances as additional paid in capital of $1,325,000. In the event that the settlement negotiations fail and the lawsuit is decided against the Subsidiary, the Company could be liable to Salient for some or all of the advances, plus applicable interest, and possibly other damages, all of which would likely have a material adverse impact on the Company.

A condition of the settlement would require the necessary disclosures with the Securities and Exchange Commission to authorize the new class of preferred stock, distribution to the stockholders and the majority vote by the current stockholders of the Company to approve the new class. The management of the Company intend to vote for the amendment. Their holding constitute a majority of the outstanding common stock entitled to vote on the matter. The stock

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
               for the three months ended March 31, 2002 and 2001
                                   (continued)


NOTE 12 - UNRECORDED BUSINESS COMBINATION AND LITIGATION (continued)

becomes convertible at a rate of 225,000 each six month period after issuance. The convertible preferred stock is convertible at a price of 85% of the last five trading day's average of the common stock with a credit of the stated value of $1.00 per share of preferred stock. The maximum number of shares issuable under this agreement is 4,000,000 shares of common stock. There is no assurance that the common stock of the Company will become publicly traded for the purposes of establishing a conversion price. At the option of the Company, the Company may redeem the preferred stock at any time prior to conversion at a rate of $1.20 per share.

NOTE 13 - COMMON STOCK

The Company's par value of common stock is $0.0001 with the authorized number of shares of 100,000,000. In conjunction with the recapitalization (the reverse acquisition) the Company issued 8,999,500 shares of its common stock to the holders of Futronix, Inc. and FourthCai, Inc.

NOTE 14 - EARNINGS (LOSS) PER SHARE

Earnings and loss per share of common stock has been computed based on the weighted average number of shares outstanding. As a result or the reorganization the common stock has been restated to the earliest period presented and therefore, the outstanding shares were 9,999,500 for all periods. The preferred stock does not become convertible until the \re is a public market for the Company's stock and the passage of certain amounts of time. There were no outstanding stock options. Therefore, there were no dilutive items outstanding; and basic and diluted loss per share are the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains certain statements that are not related to historical results, including, without limitations, statements regarding the company's business strategy and objectives and future financial position, are forward looking statements within the meaning of section 27A of the securities act and section 21E of the Exchange Act and involve risks and uncertainties. Although the company believes that the assumptions on which these forward looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include but are not limited to, those set forth in the preceding paragraph, as well as those discussed elsewhere in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

Futronix Group, Inc. was incorporated in the state of Nevada in September, 1999. Futronix, Inc., the wholly-owned subsidiary, was incorporated in the state of Florida in 1988. The Company's year end is December 31.

On March 20, 2002, FourthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization acquired the stock of Futronix, Inc. FourthCAI, Inc. was incorporated on September 3, 1999 and had only limited operations until its Plan of Reorganization with Futronix, Inc. In conjunction with the plan, FourthCAI, Inc. cancelled 4,340,000 shares of the 5,040,000 shares then outstanding and issued 9,299,500 shares to the stockholders of Futronix, Inc. for all of the issued and outstanding stock of that company. As part of this reverse acquisition, FourthCAI, Inc. changed its name to Futronix Group, Inc. and owns subsidiary, Futronix, Inc. (collectively the "Company").

OVERVIEW

Futronix, Inc. manufactures and assembles custom electronic components and finished products for a variety of customers. The Company is located in Florida and all production is done in Florida.

The financial statements include the accounts of the Company and its wholly owned subsidiary, Futronix, Inc.

RESULTS OF OPERATIONS

The company had a gross profit for the three months ended March 31, 2002 of $523,730 compared to $131,768 at March 31, 2001.

The company's net income of $329,021 for the three months ended March 31, 2002 increased from a loss of $176,898 for the same three month period ending in 2001.

The company's earnings per share, on a fully diluted basis was $.03 for the three months ending March 31, 2002 and a loss of $(0.02) for the three months ending March 31, 2001.

The Company expects to face many operating and industry challenges and is doing business in a highly competitive industry.

Capital reserves at March 31, 2002 were positive and the company has adequate working capital to continue its operations at its present level. The Company plans to increase working capital through the sale of stock, debentures and strategic mergers or acquisitions in the industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company has various loans and lines of credit with interest rates ranging from 9.25% to 16.5%. The Company's receivables are financed on a revolving basis. Substantially all of the Company's trade receivables are pledged to the cash advance line under this agreement. At March 31, 2002, the outstanding balance under this arrangement was $963,780 which is all due within one year. The Company has other secured and unsecured borrowing with scheduled monthly payments through 2030. The current portion of the loans and cash advances is $1,455,339. The Company believes that it has sufficient resources available to meet its operating needs.

The Company owns its manufacturing and office facilities, all of which is unencumbered. The Company believes that additional borrowing power is available to the Company based on the fair market value of the equipment and machinery of approximately $3,600,000 and its manufacturing facilities of approximately $2,200,000.

The Company maintains equipment under long-tern operating leases. The rental expense is charged to operations as paid over the lease term. Total lease expense for the three months ended March 31, 2002 was $4,121.

SEASONALITY

The Company's operations are not affected by seasonal fluctuation. However, cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Additional Financing. The Company will require additional financing to achieve growth in operations. The company is in the process of raising additional capital through the private placement of common stock and debentures to accredited investors. The purpose is to raise additional working capital.

Technological Change. The Company has been able to keep pace with technological changes through an on going educational process in the industry.

Competition. The Company faces competition from many sources, most of which are larger and have significantly more resources than the Company.

Concentration of Customers. In excess of 50% of the Company' sales volume is concentrated in three customers at the present time. Customer relations are good but customers, economics and product mix could have a significant impact on the operations of the Company.

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

(1) Court: Palm Beach County Circuit Court, FL - CA01-4402AB
      (Case dismissed for lack of prosecution August 30, 2002)

(2) Date proceeding began: June 1, 2001

(3) Principal Parties: Plaintiffs: Salient Cybertech, Inc.

                       Defendants: Futronix, Inc., Nevin Jenkins, Rande Newberry

(4) Effective May 2000, Futronix, Inc., ("the Subsidiary") entered into an agreement to be acquired by Salient Cybertech, Inc. ("Salient") pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"). The Merger Agreement called for consideration to be paid to the Subsidiary's shareholders in the form of shares of Salient's common and preferred stock. The Merger Agreement also called for working capital totaling $3,000,000 to be infused into the Subsidiary by Salient.

(5) The suit seeks possession of the Subsidiary, return of the advances of $1,325,000 plus other unspecified damages.

Except as detailed above, the Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity other than normal trade issues.

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

                                        FOURTHCAI, INC.


SEPTEMBER 5, 2002                       /s/ NEVIN JENKINS
                                        ----------------------------------------
                                        Nevin Jenkins, President and Chief
                                        Executive Officer, Principal Executive
                                        Officer


SEPTEMBER 5, 2002                       /s/ TOM SMITH
                                        ----------------------------------------
                                        Tom Smith, Chief Financial Officer,
                                        Principal Financial Officer

CERTIFICATION


I, Nevin Jenkins, President and Principal Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Futronix Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 5, 2002

/s/ Nevin Jenkins
----------------------------------
Nevin Jenkins, President and Chief
Executive Officer, Principal Executive Officer

CERTIFICATION


I, Tom Smith, Chief Financial Officer, Principal Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Futronix Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 5, 2002

/s/ Tom Smith
----------------------------------
Tom Smith, Chief Financial Officer, Principal Financial Officer