Form 10QSB
period 2002-06-30
FUTRONIX GROUP INC
filed 2002-09-09
CIK 1108703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                              FUTRONIX GROUP, INC.
                         (Name of Small Business Issuer)


     June 30, 2002                                      0-29943
(For the Quarter Ended)                          (Commission File Number)


         Nevada                                        86-0979534
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                 1760 S. Dimensions Terrace, Homasassa, FL 34448
           Address of Principal Executive Offices Including Zip Code)


                                 (352) 628-1900
                           (Issuers Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO


Number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 9,999,500


Transitional Small Business Disclosure Format: [ ] Yes [X] No

                              FUTRONIX, GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited)

              Balance Sheet at June 30, 2002                                   3

              Statement of Operations for the six months and
                three months ended June 30, 2002 and 2001                      4

              Statement of Stockholders' Equity for the six months
                ended June 30, 2002 and 2001                                   5

              Statement of Cash Flows for the six months and three
                months ended June 30, 2002 and 2001                            6

              Notes to Financial Statements                                    7

     Item 2 - Management's Discussion and Analysis                            17

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                19

     Item 2. Changes in Securities and Use of Proceeds                        19

     Item 3. Default Upon Senior Securities                                   19

     Item 4. Submission of Matters to a Vote of Security Holders              19

     Item 5. Other Information                                                19

     Item 6. Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                    20

CERTIFICATES                                                                  21

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       FUTRONIX GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                            June 30, 2002 (unaudited)

                                                                     June 30,
                                                                       2002
                                                                    -----------
                                     ASSETS                         (unaudited)
Current Assets:
  Cash                                                              $     1,616
  Restricted cash, available                                             69,056
  Restricted cash, collateralized cash advances                          92,431
  Accounts receivable, net                                              125,844
  Accounts receivable used as collateral                                770,260
  Inventory                                                           1,055,335
  Other current assets                                                  127,057
                                                                    -----------
     Total Current Assets                                             2,241,599
  Property, plant and equipment, net
    of accumulated depreciation                                         706,998
  Land held for sale                                                    451,700
  Other assets                                                           31,288
                                                                    -----------
     Total Assets                                                   $ 3,431,585
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                  $   948,925
  Accrued expenses                                                       69,125
  Cash advances collateralized by accounts receivable                   770,260
  Current portion of long-term debt                                     473,051
                                                                    -----------
     Total Current Liabilities                                        2,261,361
Long-term debt                                                          956,861
Debentures payable                                                      122,000
                                                                    -----------
     Total Liabilities                                                3,340,222
                                                                    ===========
Stockholders' Equity
  Cumulative convertible 7.0% $1.00 stated value
    preferred stock - authorized 2,000,000 shares;
    par value $0.0001; shares outstanding 900,000                            90
  Common stock - authorized 100,000,000 shares; par
    value $0.0001; issued and outstanding 9,999,500                       1,000
  Additional paid in capital - preferred stock                        1,324,910
  Additional paid in capital - common stock                             332,825
  Accumulated deficit                                                (1,567,462)
                                                                    -----------
     Total Stockholders' Equity                                          91,363
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 3,431,585
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                       FUTRONIX GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
  for the six months and three months ended June 30, 2002 and 2001 (unaudited)

                                     For the six months ended    For the three months ended
                                             June 30,                     June 30,
                                     -------------------------    -------------------------
                                        2002          2001           2002          2001
                                     -----------   -----------    -----------   -----------
                                     (unaudited)   (unaudited)    (unaudited)   (unaudited)
Sales, net of returns and
  allowances                         $ 3,723,755   $ 3,211,909    $ 1,827,664   $ 1,525,691

Cost of sales:                         2,819,953     3,061,404      1,449,403     1,510,751
                                     -----------   -----------    -----------   -----------

Gross profit                             903,802       150,505        378,261        14,940
                                     -----------   -----------    -----------   -----------

Sales and marketing                        8,079        14,321          3,391        10,217
General and administrative costs         189,854       219,852         86,632       125,345
Employee costs                           259,085       278,789        128,969       119,045
Depreciation and amortization              3,000         3,000          1,500         1,500
Research and development costs                --            93             --            --
Interest expense                          61,008       130,043         60,192        76,913
                                     -----------   -----------    -----------   -----------
                                         521,026       646,098        280,684       333,020
                                     -----------   -----------    -----------   -----------

Other Income:
Interest Income                            9,530           788          1,358          1,73
Gain on sale of assets                    35,394            --            394            --
                                     -----------   -----------    -----------   -----------
                                          44,924           788          1,752           173
                                     -----------   -----------    -----------   -----------

Income (loss) before provision for
  income taxes                           427,700      (494,805)        99,329      (317,907)

Provision for income taxes                37,400        37,400
                                     -----------   -----------    -----------   -----------

Net Income (Loss)                    $   390,300   $  (494,805)   $    61,929   $  (317,907)
                                     ===========   ===========    ===========   ===========

Earnings per common share;
  Basic earnings (loss) per share    $      0.04   $     (0.05)   $      0.01   $     (0.03)
                                     ===========   ===========    ===========   ===========

Weighted average shares
  outstanding                          9,999,500     9,999,500      9,999,500     9,999,500
                                     ===========   ===========    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                       FUTRONIX GROUP, INC. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
           for the six months ended June 30, 2002 and 2001 (unaudited)

                         Preferred Stock             Common Stock           Additional Paid-In Capital
                      ----------------------    ------------------------    --------------------------    Retained
                       Shares      Par Value      Shares      Par Value      Preferred       Common       Earnings         Total
                      ---------    ---------    ----------    ----------    -----------    -----------   -----------    -----------
Balance, January
1, 2001                                          1,000,000    $      100                   $    50,400   $(1,036,517)   $  (986,017)

Recapitalization                                 8,999,500           900                          (900)
Net Loss for the
six months ended
June 30, 2001                                                                                               (494,805)      (494,805)
                      ---------    ---------    ----------    ----------    -----------    -----------   -----------    -----------

Balance, June 30,
2001                                             9,999,500    $    1,000                   $    49,500   $(1,531,322)   $(1,480,822)
                      =========    =========    ==========    ==========    ===========    ===========   ===========    ===========

Balance, January
1, 2002                                          9,999,500    $    1,000                   $   161,585   $(1,957,762)   $(1,795,177)

Conversion of debt
to equity               900,000    $      90                                $ 1,324,910                                   1,325,000

Contribution of
capital                                                                                        171,240                      171,240

Net Income for the
six months ended
June 30, 2002                                                                                                390,300        390,300
                      ---------    ---------    ----------    ----------    -----------    -----------   -----------    -----------

Balance, June 30,
2002                    900,000    $      90     9,999,500    $    1,000    $ 1,324,910    $   332,825   $(1,567,462)   $    91,363
                      =========    =========    ==========    ==========    ===========    ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                       FUTRONIX GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
  for the six months and three months ended June 30, 2002 and 2001 (unaudited)

                                            For the six months ended     For the three months ended
                                                    June 30,                      June 30,
                                           --------------------------    --------------------------
                                              2002           2001           2002           2001
                                           -----------    -----------    -----------    -----------
                                           (unaudited)    (unaudited)    (unaudited)    (unaudited)
Net income (Loss)                          $   390,300    $  (494,805)   $    61,929    $  (317,907)

Adjustments to reconcile net loss to net
cash used by operating activities:
  Depreciation and amortization                 59,136         91,980         29,568         40,500
  Accounts receivable                         (123,568)        80,392        225,520        109,175
  Inventory                                   (446,212)       236,475       (135,423)       223,851
  Other current assets                        (120,557)       (27,500)        29,664        (27,500)
  Accounts payable                              15,395       (311,308)       (73,900)       (29,996)
  Accrued expenses                             (34,016)        27,007         36,526         (4,818)
                                           -----------    -----------    -----------    -----------

Net cash used by operating activities         (259,522)      (397,759)       173,884         (6,695)

Cash flow used by investing activities:
  Purchase of property and equipment           (12,610)       (27,947)        (6,603)       (14,544)
                                           -----------    -----------    -----------    -----------

Net cash used by investing activities          (12,610)       (27,947)        (6,603)       (14,544)

Cash flow from financing activities:
  Working capital advances                     600,000             --
  Proceeds of loans                            202,762         11,955         11,955
  Repayment of loans                          (254,637)      (229,111)      (224,028)      (117,994)
  Advances from stockholders                   353,808             --
                                           -----------    -----------    -----------    -----------

Net cash provided by financing
activities                                     301,933        382,844       (224,028)      (106,039)
                                           -----------    -----------    -----------    -----------

Net increase (decrease) in Cash                 29,801        (42,862)       (56,747)      (127,278)

Cash - beginning of period                     133,302        238,514        219,850        322,930
                                           -----------    -----------    -----------    -----------

Cash - end of period                       $   163,103    $   195,652    $   163,103    $   195,652
                                           ===========    ===========    ===========    ===========

Supplemental Cash Flow Information

Interest expense                                                         $    32,856
Transfer of loans to equity                                              $ 1,496,240

The accompanying notes are an integral part of these financial statements.

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
        for the six months and three months ended June 30, 2002 and 2001


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

GOING-CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has an accumulated deficit of $1,567,462 and has a deficit in working capital of approximately $19,762 as of June 30, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase operating margins and sales volume to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
        for the six months and three months ended June 30, 2002 and 2001
                                   (continued)


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

ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $55,117 and $38,452 at June 30, 2002 and 2001, respectively.

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

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
        for the six months and three months ended June 30, 2002 and 2001
                                   (continued)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

Prior to April, 2002, the Company and its stockholders elected under the Internal Revenue Code to be taxed as an S corporation. In lieu of corporate income taxes, the stockholders are taxed on their proportionate share of the Company's net income. Accordingly, no provision or liability for income taxes has been made for any period prior to April 1, 2002. As a result of the reorganization on March 20, 2002, the subchapter S election was terminated and the Company is subject to taxation as a C corporation subsequent to that date.

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

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
        for the six months and three months ended June 30, 2002 and 2001
                                   (continued)


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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company has recorded a bad debt reserve against its accounts receivable of $55,117 and $38,451 as of June 30, 2002 and 2001, respectively.

The Company has pledged with recourse certain accounts receivables in exchange for cash advances received by the Company on a revolving basis. The outstanding advances were $770,260 as of June 30, 2002. The lender maintains the restricted cash balance as additional collateral against the collection of the receivables. The interest rate on these factored receivables is the prime rate plus 2%.

NOTE 4 - INVENTORY

Components of inventory are as follows at June 30, 2002:

                                                              June 30, 2002
                                                              -------------
     Raw materials                                             $   764,730
     Work-in progress                                              289,184
     Finished goods                                                  1,421
                                                               -----------
                                                               $ 1,055,335
                                                               ===========

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
        for the six months and three months ended June 30, 2002 and 2001
                                   (continued)


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2002:

                                                              June 30, 2002
                                                              -------------
     Land                                                      $    25,000
     Building                                                      357,701
     Furniture and equipment                                     2,001,171
     Vehicles                                                       18,319
                                                               -----------
                                                                 2,402,191
     Accumulated depreciation                                    1,695,193
                                                               -----------
                                                               $   706,998
                                                               ===========

Depreciation expense for the six months ended March 31, 2002 and 2001 was $59,136 and $51,480, respectively.

NOTE 6 - ACCOUNTS PAYABLE

Under the Company's working relationship with a financial institution it routinely maintains an overdraft position in its bank balance. Included in accounts payable are bank overdrafts of $98,216 as of June 30, 2002.

NOTE 7 - NOTES PAYABLE

                                                                   June 30, 2002
                                                                   -------------
Note payable to a financial institution, 10.75% annual
interest rate, maturity date of February 2015, monthly
payments of $8,684. Secured by real estate.                         $   710,312

Note payable to a financial institution, 10% annual
interest rate, maturity date of November, 2002,
monthly payments of $3,000 with a balloon payment
due November, 2002. Secured by production equipment.                    397,250

Note payable to a financial institution, 9.25% annual
interest rate, maturity date and balloon payment due
October 2004, monthly payments of $759 plus interest.
Secured by real estate.                                                 162,524

Note payable to an individual, 10% annual interest rate,
maturity date of May 2030, monthly payments of $878.
Secured by real estate.                                                  91,408

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
        for the six months and three months ended June 30, 2002 and 2001
                                   (continued)


NOTE 7 - NOTES PAYABLE (continued)

                                                                   June 30, 2002
                                                                   -------------
Note payable to a financial institution, 9.5% annual
interest rate, maturity date of April 2002, monthly
payments of $409 plus interest. Secured by real estate.                  34,255

Note payable to an individual, 10% annual interest rate,
maturity date of May 2030, monthly payments of $219.
Secured by real estate.                                                  22,855

Note payable to a corporation, 12% annual Interest rate,
maturity date of November 2002, monthly payments of $2,190.              11,308
                                                                   ------------

                                                                      1,429,912
 Less: current portion                                                  473,051
                                                                   ------------
                                                                   $    956,861
                                                                   ============

Maturities of long-term debt are as follows:

          2003                                                     $    473,051
          2004                                                           41,273
          2005                                                          180,094
          2006                                                           39,813
          2007                                                           44,295
          Thereafter                                                    651,386
                                                                   ------------
                                                                   $  1,429,912
                                                                   ============

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
        for the six months and three months ended June 30, 2002 and 2001
                                   (continued)


NOTE 8 - CONVERTIBLE DEBENTURES

At June 30, 2002, the Company had convertible dentures payable in the amount of $122,000. The debentures are payable at 10% interest per annum and are due on March 31, 2004. The debentures are convertible at the option of the holder into one share of common stock for each $1.00 of principal.

NOTE 9 - INCOME TAXES

Prior to the 2nd quarter of 2002, ending June 30, 2002, the Company was a pass-through entity for tax purposes and no tax provision has been provided for any prior period. The components of the provision for income taxes are as follows:

                                                       For the period ended
                                                           June 30, 2002
                                                           -------------
Current:
     U.S. Federal                                            $  31,900
     State                                                       5,500
                                                             ---------
                                                             $  37,400
                                                             =========

There are no deferred items.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting earnings compared to the provision for income tax in the consolidated statements of operations:

Income tax expense at the statutory rate                     $  33,772
Increase resulting from State income taxes,
  net of federal income tax                                      3,628
                                                             ---------
                                                             $  37,400
                                                             =========

NOTE 10 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company maintains cash and cash equivalents and short and long-term investments with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. The Company does not require collateral on these financial instruments. As of June 30, 2002, the Company had no cash deposits in excess of federally insured limits.

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
        for the six months and three months ended June 30, 2002 and 2001
                                   (continued)


NOTE 10 - CONCENTRATION OF CREDIT RISK (continued)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the relatively large size of the individual entities comprising the Company's customer base and the evaluation of the entities credit worthiness. However, as of June 30, 2002, the Company's receivables from customers was approximately $896,104. The Company does not require collateral for trade accounts receivable, and, therefore, the Company could record losses up to this amount if these customers fail to pay.

Sales to the Company's three major customers accounted for approximately 54% for the six months ended June 30, 2002. The individual customers comprised 25%, 16% and 13% of net sales. The Company anticipates that significant customer concentration will continue for the foreseeable future, although the companies which constitute the Company's largest customers may change.

NOTE 11 - RELATED PARTY TRANSACTIONS

At December 31, 2001, an owner and officer converted the remaining principal of $112,085 to additional paid in capital. Additionally, during the first quarter of 2002 the owners converted notes payable of $171,240 to additional paid in capital

The owners of the Company transferred ownership of the land and building used in the Company's operations to the Company during the year ended December 31, 2000. The Company had previously leased the property. The property was transferred at the owners' book value of $729,800. Liabilities associated with the property totaling $1,116,810 were transferred to the Company and the owners forgave debt and related interest owed to them by the Company in the amount of $387,010.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

A financial institution is suing the Company for an alleged covenant violation on an equipment loan. In 2002, the Company has subsequently settled this matter at an additional cost of $32,000 by making total payments due, including interest, to the financial institution of $467,885 by November, 2002.

A vendor is suing the Company for payment on inventory that the Company has not received. The Company does not believe there will be a material adverse effect from this.

NOTE 13 - UNRECORDED BUSINESS COMBINATION AND LITIGATION

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


NOTE 13 - UNRECORDED BUSINESS COMBINATION AND LITIGATION (continued)

by Salient. The Company believes that the terms of the Merger Agreement were not fulfilled by Salient because the aggregate required funding was never received by the Subsidiary. Additionally, no articles of merger were filed with the Florida Department of State. Therefore, the Company does not believe a change in ownership occurred. In March 2001, Salient entered into an agreement to sell the Subsidiary to Trident Systems International, Inc. ("Trident"). It is the Company's belief that this transaction was not completed and Trident did not acquire an interest in the Subsidiary.

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

A condition of the settlement would require the necessary disclosures with the Securities and Exchange Commission to authorize the new class of preferred stock, distribution to the stockholders and the majority vote by the current stockholders of the Company to approve the new class. The management of the Company intend to vote for the amendment. Their holding constitute a majority of the outstanding common stock entitled to vote on the matter. The stock becomes convertible at a rate of 225,000 each six month period after issuance. The convertible preferred stock is convertible at a price of 85% of the last five trading day's average of the common stock with a credit of the stated value of $1.00 per share of preferred stock. The maximum number of shares issuable under this agreement is 4,000,000 shares of common stock. There is no assurance that the common stock of the Company will become publicly traded for the purposes of establishing a conversion price. At the option of the Company, the Company may redeem the preferred stock at any time prior to conversion at a rate of $1.20 per share.

                       FUTRONIX GROUP, INC. and SUBSIDIARY
                   Notes to consolidated financial statements
        for the six months and three months ended June 30, 2002 and 2001
                                   (continued)


NOTE 14 - COMMON STOCK

The Company's par value of common stock is $0.0001 with the authorized number of shares of 100,000,000. In conjunction with the recapitalization (the reverse acquisition) the Company issued 8,999,500 shares of its common stock to the holders of Futronix, Inc. and FourthCai, Inc.

NOTE 15 - EARNINGS (LOSS) PER SHARE

Earnings and loss per share of common stock has been computed based on the weighted average number of shares outstanding. As a result or the reorganization the common stock has been restated to the earliest period presented and therefore, the outstanding shares were 9,999,500 for all periods. The preferred stock does not become convertible until there is a public market for the Company's stock and the passage of certain amounts of time. There were no outstanding stock options. Therefore, there were no dilutive items outstanding; and basic and diluted loss per share are the same.

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

Futronix Group, Inc. was incorporated in the state of Nevada in September, 1999. Futronix, Inc., the wholly-owned subsidiary, was incorporated in the state of Florida in 1989. The Company's year end is December 31.

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

RESULTS OF OPERATIONS

The company had a gross profit for the six months ended June 30, 2002 of $903,802 compared to $150,505 at June 30, 2001.

The company's net income of $390,300 for the six months ended June 30, 2002 increased from a loss of $494,805 for the same three month period ending in 2001.

The company's earnings per share, on a fully diluted basis was $.04 for the six months ending June 30, 2002 and a loss of $(0.05) for the six months ended June 30, 2001.

The Company expects to face many operating and industry challenges and is doing business in a highly competitive industry.

Capital reserves at June 30, 2002 were positive and the company has adequate working capital to continue its operations at its present level. The Company plans to increase working capital through the sale of stock, debentures and strategic mergers or acquisitions in the industry.

LIQUIDITY AND CAPITAL RESOURCES

The Company has various loans and lines of credit with interest rates ranging from 9.25% to 16.5%. The Company's receivables are financed on a revolving basis. Substantially all of the Company's trade receivables are pledged to the cash advance line under this agreement. At June 30, 2002, the outstanding balance under this arrangement was $770,260 which is all due within one year. The Company has other secured and unsecured borrowing with scheduled monthly payments through 2030. The current portion of the loans and cash advances is $1,243,311. The Company believes that it has sufficient resources available to meet its operating needs.

The Company owns its manufacturing and office facilities, all of which is unencumbered. The Company believes that additional borrowing power is available to the Company based on the fair market value of the equipment and machinery of approximately $3,600,000 and its manufacturing facilities of approximately $2,200,000.

The Company maintains equipment under long-tern operating leases. The rental expense is charged to operations as paid over the lease term. Total lease expense for the six months ended June 30, 2002 and 2001 was $16,908 and $2,748, respectively.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     There was one report filed on Form 8-K dated April 16, 2002 indicating a change of name, address and control and an Agreement and Plan of Reorganization. Said 8K is incorporated by reference 10

                                    SIGNATURE

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